Form 10QSB
period 2001-03-31
PROMOTIONAL CONCEPTS INC
filed 2001-05-22
CIK 1122153

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: March 31, 2001

                          Promotional Concepts, Inc.
            (Exact name of registrant as specified in its charter)

  5300 West Sahara, Ste 100, Las Vegas Nevada                    89146
   (Address of principal executive offices)                    (Zip Code)

                                 702.604.6415
             (Registrant's telephone number, including area code)

                                 TarTam, Inc.
                        1353 Middleton Dr., Suite 2000
                           Cedar Hill, Texas 75104
         (Former name or former address, if changed since last report)


               Nevada                   000-31435            75-2889460
   (State or other jurisdiction of  (Commission File      (I.R.S. Employer
    incorporation or organization        Number)         Identification No)

       Securities registered under Section 12(b) of the Exchange Act:
                                   None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                               (Title if Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    As of March 31, 2001, there were 9,298,200 shares of common stock outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
As used herein, the term "Company" refers to Promotional Concepts Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

                          Promotional Concepts, Inc.
                            Unaudited Balance Sheet
                             As of March 31, 2001


                                                          March 31,         December 31,
                                                            2001                2000
                                                       ______________      ______________
                                                        (Unaudited)
Current Assets
______________
         Cash                                          $       1,009       $       2,658
                                                       ______________      ______________
               Total Current Assets                            1,009               2,658

Investments
___________
         Investments                                           3,798               9,435

Fixed Assets
____________
         Vehicle                                              28,400              28,400
         Real Estate                                          23,500              23,500
                                                       ______________      ______________
       Less: Accumulated Depreciation                           (324)             (1,410)
                                                       ______________      ______________
               Total Fixed Assets                             48,776              50,490

Other Assets
____________
         Deferred Tax Benefit                                 24,973              20,373
                                                       ______________      ______________
               Total Other Assets                             24,973              20,373

               Total Assets                                   78,556              78,556
                                                       ==============      ==============

                      L I A B I L I T I E S

Current Liabilities
___________________
         Accounts Payable                                                            295
         Note Payable - Current Portion                        2,971               2,971
                                                       ______________      ______________

                Total Current Liabilities                      2,971               3,266
                                                       ______________      ______________
Long-Term Liabilities
_____________________
        Note Payable                                          14,682              15,067
                                                       ______________      ______________
                Total Liabilities                             14,682              18,333

        Commitments and Contingencies



                     STOCKHOLDERS EQUITY


        Common Stock                                           9,298               9,298
25,000,000 authorized shares par value $.001
9,298,200 shares issued and outstanding
        (Retroactively Restated)
        Additional Paid-in-Capital                            17,982              17,982
        Accumlulated other comprehensive loss                (28,457)            (24,737)
          Accumulated Surplus                                 62,085              62,085
                                                       ______________      ______________

              Total Stockholders' Equity (Deficit)            60,908              64,623
     Total Liabilities and Stockholders' Equity $             78,561  $           82,956

                                      -2-

                          Promotional Concepts, Inc.
                            Statement of Operation
                      For the Year Ended March 31, 2001

                                                       __________________________________
                                                              Three Months Ended
                                                                March 31, 2001
                                                       __________________________________
                                                            2001                2000
                                                       ______________      ______________
Revenues:
   Revenues                                            $       6,344       $      25,651
                                                       ______________      ______________

Total Revenues                                                 6,344              25,651


Expenses:
   Auto                                                          796                 245
    Depreciation                                               1,714                 294
   Rent                                                            0               3,600
   Travel                                                      1,364               7,234
   Other Expenses                                              4,893               2,005
                                                       ______________      ______________

     Total Expenses                                            8,767              13,387
         Net Income (Loss) from Operations             $     (12,147)      $      12,273

Other Income:
   Interest Income                                                                    16
   Other Income                                               (6,442)              2,640
   Interest Expense                                             (458)
                                                       ______________      ______________
Total Other Income (Expenses)                                 (6,900)              2,656

     Net Income (Loss) Before Taxes                          (19,047)             14,929


Provision for Income Taxes:
   Income Tax Benefit (Expense)                                2,937             (22,39)


   Net Income (Loss)                                   $     (16,110)      $      12,690
                                                       ==============      ==============

        Basic and Diluted Earnings Per Common Share           (0.002)              0.001
                                                       ______________      ______________



       Weighted Average number of Common Shares used
       in per share calculations                           9,298,200           9,293,200
                                                       ==============      ==============
   (Retroactively Restated)

                           Promotional Concepts, Inc.
                            Statement of Cash Flows

                                                       __________________________________
                                                              Three Months Ended
                                                                March 31, 2001
                                                       __________________________________
                                                            2001                2000
                                                       ______________      ______________
Cash Flows from Operating Activities

Net Income (loss)                                      $     (16,110)      $      12,690



Adjustments to reconcile net income (loss) to net cash provided (used) to operating activities:


Depreciation/Amortization                                      1,714                 294
Accounts Payable                                                 295
Deferred Tax Benefit                                                               1,589
                                                       ______________      ______________
Net Cash  used in Operating activities                 $     (14,101)      $      14,573

Cash Flows from Investing Activities:

   Purchase of Investments                                                       (42,641)
   Sale of Investments                                        12,834
                                                       ______________      ______________
Net cash used in Investing Activities                  $      12,834       $     (42,641)
                                                       ______________      ______________
Cash Flows from Financing Activities:

   Payments on Long-Term Debt                                   (382)
   Paid In Capital
                                                       ______________      ______________
Net Cash provided for Financing Activities             $        (382)      $         -

Net Increase (Decrease) in Cash                        $      (1,649)      $     (28,068)

Cash Balance,
Beginning of Period                                            2,658              77,132
                                                       ______________      ______________
Cash Balance,  End  of Period                          $       1,009       $      49,064
                                                       ==============      ==============

Supplemental Disclosures
Cash Paid for interest                                 $         458       $          -
Cash Paid for income taxes                             $          -        $          -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash On Hand. For the period March 31, 2001 versus the period ending December 31, 2000 our chas decreased from $2,658 to $1,009.

Investments: Our investments in common stock decreased from $9,435 at the end of Decmber 31, 2000 to $3,798 at the end of March 31, 2001 primarily due to the over all downturn in the equity markets. We have serious doubt that our equity investments will ever regain their initial value.

Revenues: Our revenues decreased to $63,44 for the three months ended versus $25,561 for the period ending March 31, 2000. The decrease in revenues was mainly attributed to less consulting fees paid by clients because the general market downturn. As a result most companies are spending less funds for outside consulting.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There were no exhibits filed by the Company during the quarter.

Reports on Form 8-K

Pursuant to an Agreement and Plan of Reorganization and Plan of Acquisition (the "Acquisition Agreement") dated March 5, 2001, between Promotional Concepts, Inc., a Nevada corporation, and Tartam, Inc., a Nevada Corporation, all the outstanding shares of common stock of Tartam, Inc. were exchanged for 5,000 shares of common stock of Promotional Concepts, Inc. Thereafter, Promotional Concepts, Inc. effected a statutory merger with its wholly-owned subsidiary, Tartam, Inc., in a transaction in which Promotional Concepts, Inc. was the surviving company.

The Acquisition Agreement and the subsequent merger were adopted by the unanimous consent of the Board of Directors of PRO and approved by the unanimous consent of the shareholders of TAR. The Acquisition is intended to qualify as reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Prior to the acquisition of and merger with TAR, PRO had 9,293,200 shares of common stock issued and outstanding, and there are 9,298,200 shares issued and outstanding following the acquisition. As a result of the Acquisition Transaction, PRO acquired 100% of the issued and outstanding common stock of TAR.

Upon effectiveness of the acquisition and the merger, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, PRO became the successor issuer to TAR for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective as of the date of the merger.

The officers of PRO will continue as officers of the successor issuer. Tammy Mees President of Tartam, Inc, resigned as of the effective date of the merger.

A copy of the Acquisition Agreement was filed with the 8-K reporting the merger on March 14, 2001




                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Promotional Concepts, Inc.

                              By:_/s/ David Gass
                                   David Gass, President

Dated:    March 21, 2001